Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP A
filed 1995-08-15
CIK 720276

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                 of the United States Securities Exchange Act of
                                      1934

                             _______________________


For The Quarter Ended June 30, 1995            Commission File No. 2-84106


                   WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
             (Exact name of registrant as specified in its charter)


Massachusetts                                                    04-2791213
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)


One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code           (617) 482-8000


                                   Not Applicable
                 (Former name, former address and former fiscal
                      year,  if changed since last report)

Indicate by check mark whether the registrant  (1)
has  filed  all reports required to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act
of  1934  during the preceding 12 months  (or  for
such  shorter  period  that  the  registrant   was
required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                           Yes     X          No
                                  ---             ---
                             There are no Exhibits.

                                  Page 1 of 12

(Page 2)

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                                  INDEX                               Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of June 30, 1995
  and December 31, 1994                                               3

Statements of Operations For the
  Quarters Ended June 30, 1995 and 1994 and the
  Six Months Ended June 30, 1995 and 1994                             4

Statements of Cash Flows For the Six
  Months Ended June 30, 1995 and 1994                                 5

Notes to Financial Statements                                         6 - 7

Management's Discussion and Analysis  of
  Financial Condition and Results of Operations                       8 - 9

Computer Equipment Portfolio                                          10

Part II. OTHER INFORMATION

Items 1 - 6                                                           11

Signature                                                             12

(Page 3)

                         PART I.  FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                (Unaudited)       (Audited)
                                                  6/30/95         12/31/94
Investment property, at cost (note 3):
 Computer equipment                              $   525,145      $  727,048
   Less accumulated depreciation                     525,145         716,132
                                                 ---------------------------
    Investment property, net                               -          10,916

Cash and cash equivalents                            192,127         232,893
Marketable securities (note 2)                           493               -
Rents receivable, net (note 2)                        17,400          61,312
Accounts receivable - affiliates, net (note 2)         4,975          48,978
                                                 ---------------------------
   Total assets                                  $   214,995      $  354,099
                                                 ---------------------------
                                                 ---------------------------

                        Liabilities and Partners' Equity
Liabilities:
 Accounts payable and accrued
   expenses - affiliates (note 4)                $     7,217      $    8,873
 Accrued expenses                                      3,190           7,269
 Accounts payable                                      4,888           7,947
 Distribution payable                                  4,951               -
 Unearned rental revenue                                 103               -
                                                 ---------------------------
   Total liabilities                                  20,349          24,089
                                                 ---------------------------
Partners' equity:
 General Partner:
   Capital contribution                                1,000           1,000
   Cumulative net income                             534,994         525,093
   Cumulative cash distributions                    (535,994)       (526,093)
                                                  --------------------------
                                                           -               -
                                                  --------------------------
 Limited Partners (15,050 units):
   Capital contribution, net of
    offering costs                                 6,710,991       6,710,991
   Cumulative net income                           3,667,542       3,614,781
   Cumulative cash distributions                 (10,183,887)     (9,995,762)
                                                ----------------------------
                                                     194,646         330,010
                                                 ---------------------------
   Total partners' equity                            194,646         330,010
                                                 ---------------------------
   Total liabilities and partners' equity        $   214,995      $  354,099
                                                 ---------------------------
                                                 ---------------------------

                 See accompanying notes to financial statements.
(Page 4)

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)
                                 Quarters Ended             Six Months Ended
                                    June 30,                    June 30,
                                ----------------          ------------------
                                1995        1994          1995          1994
                                ----------------          ------------------
Revenue:
 Rental income                $ 43,165    $  61,410      $ 74,594     $142,787
 Interest income                 2,241        2,315         5,358        2,554
 Recovery of net unsecured
   pre-petition claim (note 2)     493            -           493            -
 Net gain on sale
   of equipment                      -      109,270        13,625      121,235
                              ---------------------      ---------------------
    Total revenue               45,899      172,995        94,070      266,576
                              ---------------------      ---------------------
Costs and expenses:
 Depreciation                        -       30,681             -       74,536
 Interest                       (1,077)         575            43        1,274
 Related party expenses
   (note 4):
   Management fees               2,464        3,108         8,559        8,559
   General and administrative   11,380        2,482        21,019        8,929
 Provision for
   doubtful accounts             1,787            -         1,787            -
                              ---------------------      ---------------------
    Total costs and expenses    14,554       36,846        31,408       93,298
                              ---------------------      ---------------------
Net income                    $ 31,345    $ 136,149      $ 62,662     $173,278
                              ---------------------      ---------------------
                              ---------------------      ---------------------

Net income per Limited
 Partnership Unit             $   1.76    $    5.82      $   3.51     $   4.42
                              ---------------------      ---------------------
                              ---------------------      ---------------------

                 See accompanying notes to financial statements.

(Page 5)

                   WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)

                                                       1995             1994
Cash flows from operation activities:
 Net income                                          $ 62,662         $173,278
                                                     -------------------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            -           74,536
    Provision for doubtful accounts                     1,787                -
    Net gain on sale of equipment                     (13,625)        (121,235)
    Net decrease in current assets                     85,635           20,605
    Net decrease in current liabilities                (8,691)         (18,610)
                                                     -------------------------
      Total adjustments                                65,106         (44,704)
                                                     ------------------------
      Net cash provided
        by operating activities                       127,768          128,574
                                                     ------------------------
Cash flows from investing activities:
 Proceeds from sales of investment property            24,541          189,463
                                                     -------------------------
      Cash provided by investing activities            24,541          189,463
                                                     -------------------------
Cash flows from financing activities:
 Principal payments on notes payable - affiliate            -          (16,695)
 Principal payments on long-term debt                       -          (24,315)
 Cash distributions to partners                      (193,075)         (79,210)
                                                    -------------------------
      Net cash used in financing activities          (193,075)        (120,220)
                                                    --------------------------
Net (decrease) increase in  cash and cash
  equivalents                                         (40,766)         197,817
                                                    --------------------------
Cash and cash equivalents at beginning of period      232,893           41,758
                                                    --------------------------
Cash and cash equivalents at end of period          $ 192,127         $239,575
                                                    --------------------------
                                                    --------------------------
Supplemental cash flow information:
 Interest paid during the period                    $   1,120         $  1,571
                                                    --------------------------
                                                    --------------------------

                 See accompanying notes to financial statements.
(Page 6)

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

(1)   Organization and Partnership Matters

The  foregoing financial statements  of  Wellesley
Lease   Income   Limited   Partnership   A    (the
"Partnership")  have been prepared  in  accordance
with  the  rules and regulations of the Securities
and  Exchange Commission for Form 10-Q and reflect
all  adjustments  which are,  in  the  opinion  of
management,  necessary for a fair presentation  of
the  results  for  the interim periods  presented.
Pursuant  to  such rules and regulations,  certain
note disclosures which are normally required under
generally accepted accounting principles have been
omitted.   It is recommended that these  financial
statements  be  read  in  conjunction   with   the
Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial  statements include allowances  for
estimated  losses  on  receivable  balances.   The
allowances for doubtful accounts are based on past
write   off   experience  and  an  evaluation   of
potential   uncollectible  accounts   within   the
current  receivable balances.  Receivable balances
which  are  determined  to  be  uncollectible  are
charged   against  the  allowance  and  subsequent
recoveries, if any, are credited to the allowance.
At June 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $7,501 and $5,715, respectively.
The allowance for doubtful accounts included in accounts receivable-affiliates was $1,900 at June
30, 1995 and December 31, 1994 respectively, which was related to the net unsecured pre-petition bankruptcy claim.

Marketable Securities

The  marketable securities consist of common stock
in  Continental  Information  Systems  Corporation
received  by  the Partnership in the  distribution
made  December  27,  1994 by the  Trustee  of  the
Liquidating Estate of CIS Corporation, et al  with
respect  to  the  outstanding net  unsecured  pre-
petition  claim.   During the  second  quarter  of
1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis which approximates fair market value at the balance sheet date.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)
Investment Property

At June 30, 1995, the Partnership owned computer equipment with a cost basis of $525,145, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(Page 7)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended June 30, 1995 and 1994 are as follows:

                                              1995
1994
Management fees                  $   8,559   $   8,559
Reimbursable expenses paid          22,298      13,705
                                 ---------------------
                                 $  30,857   $  22,264
                                 ---------------------
                                 ---------------------

Under the terms of the Partnership Agreement,  the
General   Partner  is  entitled  to  an  equipment
acquisition fee of 3% of the purchase  price  paid
by the Partnership for the equipment.  The General
Partner is also entitled to a management fee equal
to  7%  of  the monthly rental billings collected.
In   addition,  the  Partnership  reimburses   the
General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Subsequent Events

On  July  20,  1995, the Partnership received  the
second  distribution  from  the  Trustee  of   the
Liquidating Estate of CIS Corporation, et al, with
respect  to the net unsecured pre-petition  claim.
The  distribution  consisted of cash  proceeds  of
$922.  The cash will be reflected in the financial
statements   for  the  third  quarter   of   1995.
Following  the Trustee's second distribution,  the
Partnership  has  a remaining net  unsecured  pre-
petition  claim of $978 as of July 20, 1995.   The
General  Partner anticipates that the  Liquidating
Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

(Page 8)

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The    following   discussion   relates   to   the
Partnership's operations for the quarter and six month periods ended June 30, 1995 in comparison to the same periods in the prior year.

The Partnership realized net income of $31,345 and
$136,149 for the quarters ended June 30, 1995  and
1994,   respectively.   Rental  income   decreased
$18,245 or 30% primarily due to lower rental rates
obtained   on   equipment  lease  extensions   and
remarketings  resulting after  the  initial  lease
term  expires and due to a decrease in the overall
size of the equipment portfolio.  The recovery  of
net unsecured pre-petition claim was the result of
the  establishment of the carrying  value  of  the
stock   received   in   the  December   27,   1994
distribution  from the Trustee of the  Liquidating
Estate of CIS Corporation, et al. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities. There were no equipment sales in the current quarter; however, the Partnership will realize gains on future sales since the equipment has been fully depreciated.

Total costs and expenses decreased 61% between the
three month periods primarily as a result of lower
depreciation   expense.    Depreciation    expense
decreased due to the equipment portfolio  becoming
fully  depreciated.   Interest  expense  decreased
between the three month periods primarily due to a
current  period  adjustment for an overaccrual  of
interest  expense.  Management fees have decreased
from  1994  in relation to the decline  in  rental
income.  General and administrative expenses  were
lower  in  1994  due to the receipt  of  a  refund
related  to a sales tax audit assessment that  was
paid   in   1990  and  included  in  general   and
administrative expenses at that time. During the quarter ended June 30, 1995, the Partnership increased its provision for doubtful accounts by $1,787.

The Partnership realized net income of $62,662 and
$173,278 and rental income of $74,594 and $142,787
for  the six months ended June 30, 1995 and  1994,
respectively.   The 48% decrease in rental  income
can be attributed to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to an overall reduction in the equipment portfolio, as mentioned above. As discussed in the quarter analysis above, there were fewer equipment sales in 1995; however, all future sales will result in gains since the equipment is fully depreciated.

Total  costs and expenses decreased 66%  primarily
as  a  result  of lower depreciation expense.   As
discussed  above,  depreciation expense  decreased
between   1995  and  1994  due  to  the  equipment
portfolio   becoming  fully  depreciated   and   a
reduction in the overall equipment portfolio. The increase in general and administrative expenses is attributable to the sales tax assessment refund in 1994, as mentioned above.

The  Partnership recorded net income  per  Limited
Partnership Unit of $3.51 and $4.42 for the six months ended June 30, 1995 and 1994, respectively.

(Page 9)

Liquidity and Capital Resources

For  the  six  months ended June 30, 1995,  rental
revenue  generated from operating leases  was  the
primary  source of funds for the Partnership.   As
equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two
factors.   The  first factor is the rate  obtained
when the original leases expire and are remarketed
at  a  lower rate.  Typically the remarketed rates
are  lower due to the decrease in useful  life  of
the equipment.  Secondly, the increasing change of
technology   in  the  computer  industry   usually
decreases  the  demand for older  equipment,  thus
increasing the possibility of obsolescence.   Both
of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration.

During  the  fourth quarter of 1993,  the  General
Partner  announced its intentions of winding  down
the  operations  of the Partnership  beginning  in
1994.   The  General Partner currently expects  to
wind down the operations of the Partnership by the end of 1995. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and to make a final distribution. The
Partnership will not be terminated until the net unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the Partners.

The Partnership's investing activities for the six
months  ended June 30, 1995 resulted in  equipment
sales  with  a depreciated cost basis of  $28,115,
generating  $24,541 in proceeds.  Associated  with
the  equipment sales were $17,199 of  loss  charge
offs  against  the reserve, initially  set  up  in
prior periods for estimated losses on the ultimate
disposition of equipment.  The Partnership has  no
material capital expenditure commitments and  will
not  purchase  equipment  in  the  future  as  the
Partnership   has   reached   the   end   of   its
reinvestment   period  and   has   announced   its
intentions of winding down the Partnership.

Cash  distributions  are currently  at  an  annual
level of 5% per Limited Partnership Unit, or $6.25
per Limited Partnership Unit on a quarterly basis.
For   the   quarter  ended  June  30,  1995,   the
Partnership   declared  a  cash  distribution   of
$99,013,  of  which  $4,950 is  allocated  to  the
General  Partner and $94,063 is allocated  to  the
Limited  Partners.  The distribution will be  made
on  August  28,  1995.   The  Partnership  expects
distributions   to  be  more   volatile   as   its
operations are winding down.

The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

(Page 10)

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1995

Lessee

Allied Signal Corporation
Apprise Corporation
Carlon, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
Ladd Furniture, Incorporated
Maryland Casualty Insurance, Incorporated
Nissan Motor Corporation
Snap on Tools, Incorporated

Equipment Description      Acquisition Price

Computer Peripherals       $  525,145
                           ----------
                           ----------

(Page 11)

                           PART II.  OTHER INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item  2. Changes   in  the   Rights   of   the
         Partnership's Security Holders
         Response:  None

Item 3.  Defaults by the Partnership on its Senior
         Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 12)

SIGNATURE

Pursuant  to  the requirements of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
(Registrant)

By:     Wellesley Leasing Partnership,
        its General Partner

By:     TLP Leasing Programs, Inc.,
        one of its Corporate General Partners


Date:    August 11, 1995

By:      Arthur P. Beecher,
         President