Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP A
filed 1995-11-14
CIK 720276

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-84106


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2791213
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Financial Center, 21st Floor, Boston, MA                              02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                               ----------------


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

                                  Yes X     No
                                     ___       ---

                             There are no Exhibits.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)


                                    INDEX                                               Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994            3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months Ended
                           September 30, 1995 and 1994                                       4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                       5

                    Notes to Financial Statements                                        6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                           9 - 10

              Computer Equipment Portfolio                                                  11

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                   12

              Signature                                                                     13


                         Part I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      9/30/95                 12/31/94
Investment property, at cost (note 3):
   Computer equipment                                                             $       509,398         $       727,048
     Less accumulated depreciation                                                        509,398                 716,132
                                                                                          -------                 -------
       Investment property, net                                                                 -                  10,916

Cash and cash equivalents                                                                 119,574                 232,893
Marketable securities, net (notes 2 and 5)                                                    444                       -
Rents receivable, (note 2)                                                                 20,788                  61,312
Accounts receivable - affiliates, net (notes 2 and 4)                                       1,141                  48,978
                                                                                            -----                  ------

     Total assets                                                                 $       141,947         $       354,099
                                                                                  =       =======         =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 4)                                               $         7,190         $         8,873
   Accounts payable and accrued expenses                                                    3,358                  15,216
   Distribution payable                                                                     4,950                       -
   Unearned rental income                                                                     472                       -
                                                                                           ------                  ------

     Total liabilities                                                                     15,970                  24,089
                                                                                           ------                  ------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                539,943                 525,093
     Cumulative cash distributions                                                       (540,943)               (526,093)
                                                                                         --------                --------
                                                                                                -                       -
   Limited Partners (15,050 Units):
     Capital contribution, net of
       offering costs                                                                   6,710,991               6,710,991
     Cumulative net income                                                              3,692,986               3,614,781
     Cumulative cash distributions                                                    (10,277,951)             (9,995,762)
                                                                                      -----------              ----------
                                                                                          126,026                 330,010
                                                                                          -------                 -------
     Unrealized losses on marketable securities (note 5)                                      (49)                      -
                                                                                          -------                 -------
     Total partners' equity                                                               125,977                 330,010
                                                                                          -------                 -------

     Total liabilities and partners' equity                                       $       141,947         $       354,099
                                                                                  =       =======         =       =======

                See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                            $     39,902       $     67,314         $    114,496        $    210,102
   Interest income                                 1,499              3,436                6,857               5,991
   Recovery of net unsecured
     pre-petition claim (note 6)                     922                  -                1,415                  -
   Net gain on sale
     of equipment                                    425             16,285               14,050             137,520
                                                  ------             ------              -------             -------

       Total revenue                              42,748             87,035              136,818             353,613
                                                  ------             ------              -------             -------

Costs and expenses:
   Depreciation                                        -             27,368                    -             101,904
   Interest                                            -                332                   43               1,606
   Related party expenses (note 4):
     Management fees                               2,642              4,111               11,201              12,669
     General and administrative                    9,713              2,308               30,732              11,238
   (Reversal of) provision for
     doubtful accounts                                 -            (13,265)               1,787             (13,265)
                                                  ------            -------               ------             -------

       Total costs and expenses                   12,355             20,854               43,763             114,152
                                                  ------             ------               ------             -------

Net income                                  $     30,393       $     66,181         $     93,055        $    239,461
                                            =     ======       =     ======         =     ======        =    =======

Net income per Limited
   Partnership Unit                         $       1.69       $       4.26         $       5.20        $       8.68
                                            =       ====       =       ====         =       ====        =       ====

                See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                             1995                    1994
                                                                                             ----                    ----
Cash flows from operating activities:
   Net income                                                                          $     93,055             $     239,461
                                                                                       -     ------             -     -------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                               -                   101,904
       (Reversal of) provision for doubtful accounts                                          1,787                   (13,265)
       Net gain on sale of equipment                                                        (14,050)                 (137,520)
       Net decrease in current assets                                                        86,081                    71,818
       Net decrease in current liabilities                                                  (13,069)                  (40,257)
                                                                                            -------                   -------

         Total adjustments                                                                   60,749                   (17,320)
                                                                                             ------                   -------

         Net cash provided by operating activities                                          153,804                   222,141
                                                                                            -------                   -------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                24,966                   218,532
                                                                                             ------                   -------

         Net cash provided by investing activities                                           24,966                   218,532
                                                                                             ------                   -------

Cash flows from financing activities:
   Principal payments on notes payable - affiliate                                                -                   (16,695)
   Principal payments on long-term debt                                                           -                   (36,836)
   Cash distributions to partners                                                          (292,089)                 (118,815)
                                                                                           --------                  --------

         Net cash used in financing activities                                             (292,089)                 (172,346)
                                                                                           --------                  --------

Net (decrease) increase in cash and cash equivalents                                       (113,319)                  268,327

Cash and cash equivalents at beginning of period                                            232,893                    41,758
                                                                                            -------                    ------

Cash and cash equivalents at end of period                                             $    119,574             $     310,085
                                                                                       =    =======             =     =======

Supplemental cash flow information:
   Interest paid during the period                                                     $      1,120             $       1,903
                                                                                       =      =====             =       =====

                See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $7,501 and $5,715, respectively. The allowance for doubtful accounts included in accounts receivable - affiliates was $978 and $1,900 at September 30, 1995 and December 31, 1994, respectively, both of which were related to the net unsecured pre-petition bankruptcy claim.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 5).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At September 30, 1995, the Partnership owned computer equipment with a cost basis of $509,398, subject to existing leases. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended September 30, 1995 and 1994 are as follows:

                                                      1995                       1994
                                                      ----                       ----

Management fees                                    $    11,201               $    12,669
Reimbursable operating expenses                         30,104                    11,315
                                                        ------                    ------

                                                   $    41,305               $    23,984
                                                   =    ======               =    ======

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

(5)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $49.

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                                1995                          1994
                                                                                ----                          ----
                                                                       Carrying       Fair          Carrying           Fair
                                                                       Amount         Value         Amount             Value

Investment in Continental Information
     Systems Corporation Stock                                         $    493       $   444       $       -          $      -
                                                                       ========       =======       =========          ========

As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee, with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(6)   Bankruptcy of Continental Information Systems Corporation

As was discussed in the Form 10-Q for the quarter ended June 30, 1995, note 5 Subsequent Events, the Partnership received the second distribution from the Trustee, with respect to the net unsecured pre-petition claim on July 20, 1995. The distribution consisted of cash proceeds of $922. Following the Trustee's second distribution, the Partnership has a remaining net unsecured pre-petition claim of $978 as of July 20, 1995 (see note 7).

(7)   Subsequent Events

On October 20, 1995, the Partnership received the third distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $43 and 27 shares of common stock in Continental Information Systems Corporation with a carrying value of $68. The cash and stock will be reflected in the financial statements for the fourth quarter of 1995. Following the Trustee's third distribution and an additional charge off made during the year, the Partnership has a remaining net unsecured pre-petition claim balance of $797 as of October 20, 1995. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and the nine month periods ended September 30, 1995 in comparison to the same periods in the prior year.

The Partnership realized net income of $30,393 and $66,181 for the quarters ended September 30, 1995 and 1994, respectively. Rental income decreased $27,412 or 41% primarily due to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The recovery of the net unsecured pre-petition claim was the result of the second distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding claim balance. The decrease in net gain on sale of equipment is attributed to fewer equipment sales during the quarter.

Total costs and expenses decreased 41% between the three month periods primarily as a result of lower depreciation expense. Depreciation expense decreased due to the equipment portfolio becoming fully depreciated in 1995. Management fees have decreased from 1994 in relation to the decline in rental income. General and administrative expenses for the current quarter are in line with similar expenses recorded during the first and second quarters of 1995. The 1994 general and administrative expenses balance was unusually low because it reflected a reversal for overstated liabilities recorded in prior years that had been included in General and administrative expenses at that time. The reversal of the provision for doubtful accounts in 1994 was generated due to successful collection efforts on delinquent accounts.

The Partnership realized net income of $93,055 and $239,461 and rental income of $114,496 and $210,102 for the nine months ended September 30, 1995 and 1994, respectively. The 46% decrease in rental income can be attributed to lower rental rates obtained on equipment lease extensions and remarketings resulting after the initial lease term expires and due to an overall reduction the equipment portfolio, as discussed above. Interest income increased as a result of higher average short-term investment balances held during 1995. The recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 second distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995, at which time an objective stock value could be determined due to the stock's trading activities. As discussed in the quarter analysis above, there were fewer equipment sales in 1995; however, all future sales will result in gains since the equipment is fully depreciated.

Total  costs  and  expenses  decreased  62%  primarily  as  a  result  of  lower depreciation expense. As discussed above, depreciation expense decreased $101,904 between 1995 and 1994 due to the equipment portfolio becoming fully depreciated. Management fees have decreased along with the decrease in rental income, as mentioned in the quarter analysis above. General and administrative expenses were lower in 1994 due to a refund received in the second quarter of 1994 related to a sales tax audit assessment that was paid in 1990 and included in general and administrative expenses at that time combined with the third quarter of 1994 reversal of overstated liabilities as discussed above.

The  Partnership  recorded  net income  per  Limited  Partnership  Unit of $1.69
and  $5.20  for  the  quarter   and  nine  months   ended  September  30,  1995,
respectively.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Liquidity and Capital Resources

For the nine months ended September 30, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration.

During the fourth quarter of 1993, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1994. The General Partner currently expects to wind down the operations of the Partnership within the next six months. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and to make a final distribution. The Partnership will not be terminated until the net unsecured pre-petition claim against CIS has been settled, the stock received has been sold and the remaining proceeds have been distributed to the Partners.

The stock cannot be sold immediately by the Partnership due to limitations imposed by the Securities Exchange Act of 1933 (the "Exchange Act"). Because TLP Leasing Programs, Inc., one of the Corporate General Partners, is a wholly-owned subsidiary of Continental Information Systems Corporation ("CIS"), the Partnership is considered an "Affiliate" of CIS. Accordingly, in order for the Partnership to sell the shares, the Partnership must comply with the restrictions imposed by Rule 144 of the Exchange Act

The Partnership's investing activities for the nine months ended September 30, 1995 resulted in equipment sales with a depreciated cost basis of $28,115, generating $24,966 in proceeds. Associated with the equipment sales were $17,199 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the Partnership.

Cash distributions are currently at an annual level of 5% per Limited Partnership Unit or $6.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $99,013, of which $4,950 is allocated to the General Partner and $94,063 is allocated to the Limited Partners. The distribution will be made on November 28, 1995. The Partnership expects distributions to be more volatile as its operations are winding down. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                     (A Massachusetts Limited Partnership)

                          Computer Equipment Portfolio
                                  (Unaudited)

Lessee

Allied Signal, Incorporated
Apprise Corporation
Carlon, Incorporated
Halliburton, Incorporated
Hughes Aircraft Company, Incorporated
Maryland Casualty Insurance, Incorporated
Nissan Motor Corporation
Snap On Tools, Incorporated

Equipment Description                                                                  Acquisition Price

Computer peripherals                                                                   $       509,398
                                                                                       =       =======


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


By:  Arthur P. Beecher,
     President


Date:November 14, 1995
     -----------------