Form 10-Q
period 1996-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP A
filed 1996-05-14
CIK 720276

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1996                     Commission File No. 2-84106


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
             (Exact name of registrant as specified in its charter)


         Massachusetts                                                04-2791213
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


    One Financial Center, 21st Floor, Boston, MA                           02111
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (617) 482-8000
                             ----------------------


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


                                                INDEX                                                           Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                                   3

                    Statements of Operations For the Quarters Ended
                         March 31, 1996 and 1995                                                                4

                    Statements of Cash Flows For the Quarters Ended
                         March 31, 1996 and 1995                                                                5

                    Notes to Financial Statements                                                               6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       8 - 9

              Computer Equipment Portfolio                                                                      10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                       11

              Signature                                                                                         12



                          PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets
                                                                                    (Unaudited)               (Audited)
                                                                                      3/31/96                 12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                             $       508,534         $       509,398
     Less accumulated depreciation                                                        508,534                 509,398
                                                                                  ---------------         ---------------
       Investment property, net                                                                 -                       -

Cash and cash equivalents                                                                  28,565                  41,170
Rents receivable, net (note 2)                                                             24,499                  18,460
Accounts receivable - affiliates, net (notes 2 & 4)                                        10,696                  13,135
                                                                                  ---------------         ---------------

     Total assets                                                                 $        63,760         $        72,765
                                                                                  ===============         ===============

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 4)                    $         9,301         $         4,478
   Accounts payable and accrued expenses                                                   25,374                  25,165
   Unearned rental revenue                                                                      -                     206
   Distribution payable                                                                     1,980                       -
                                                                                  ---------------         ---------------

     Total liabilities                                                                     36,655                  29,849
                                                                                  ---------------         ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                546,874                 544,894
     Cumulative cash distributions                                                       (547,874)               (545,894)
                                                                                  ---------------         ---------------
                                                                                                -                       -
                                                                                  ---------------         ---------------
   Limited Partners (15,050 units):
     Capital contribution, net of
       offering costs                                                                   6,710,991               6,710,991
     Cumulative net income                                                              3,725,753               3,703,939
     Cumulative cash distributions                                                    (10,409,639)            (10,372,014)
                                                                                  ---------------         ---------------
                                                                                           27,105                  42,916
                                                                                  ---------------         ---------------
     Total partners' equity                                                                27,105                  42,916
                                                                                  ---------------         ---------------

     Total liabilities and partners' equity                                       $        63,760         $        72,765
                                                                                  ===============         ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                   1995
                                                                                    ---------------        ---------------
Revenue:
   Rental income                                                                    $        36,023        $        31,429
   Interest income                                                                              218                  3,117
   Net gain on sale of equipment                                                                231                 13,625
   Recovery of net unsecured pre-petition claim (note 5)                                        123                      -
                                                                                    ---------------        ---------------

       Total revenue                                                                         36,595                 48,171
                                                                                    ---------------        ---------------

Costs and expenses:
   Interest                                                                                       -                  1,120
   Related party expenses (note 4):
     Management fees                                                                          2,312                  6,095
     General and administrative                                                              10,489                  9,639
                                                                                    ---------------        ---------------

       Total costs and expenses                                                              12,801                 16,854
                                                                                    ---------------        ---------------

Net income                                                                          $        23,794        $        31,317
                                                                                    ===============        ===============

Net income per Limited Partnership Unit                                             $          1.45        $          1.75
                                                                                    ===============        ===============

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                        1996                    1995
                                                                                        ----                    ----
Cash flows from operating activities:
   Net income                                                                       $        23,794        $        31,317
                                                                                    ---------------        ---------------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Net gain on sale of equipment                                                           (231)               (13,625)
       Net (increase) decrease in current assets                                             (3,600)                99,252
       Net increase (decrease) in current liabilities                                         4,826                 (4,208)
                                                                                    ---------------        ---------------

         Total adjustments                                                                      995                 81,419
                                                                                    ---------------        ---------------

         Net cash provided by operating activities                                           24,789                112,736
                                                                                    ---------------        ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                   231                 24,541
                                                                                    ---------------        ---------------

         Net cash provided by investing activities                                              231                 24,541
                                                                                    ---------------        ---------------

Cash flows from financing activities:
   Cash distributions to partners                                                           (37,625)               (94,063)
                                                                                    ---------------        ---------------

         Net cash used in financing activities                                              (37,625)               (94,063)
                                                                                    ---------------        ---------------

Net (decrease) increase in cash and cash equivalents                                        (12,605)                43,214

Cash and cash equivalents at beginning of period                                             41,170                232,893
                                                                                    ---------------        ---------------

Cash and cash equivalents at end of period                                          $        28,565        $       276,107
                                                                                    ===============        ===============

Supplemental cash flow information:
   Interest paid during the period                                                  $             -        $         1,120
                                                                                    ===============        ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership A (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $2,035. The allowance for doubtful accounts included in accounts receivable-affiliates was $674 and $797, at March 31, 1996 and December 31, 1995, respectively, both of which pertain to net unsecured pre-petition claim balance.

(3)   Investment Property

At March 31, 1996, the Partnership owned capital equipment with a cost basis of $508,534, subject to existing leases, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31, 1996 and 1995 are as follows:

                                                     1996               1995
                                                     ----               ----

Management fees                                   $      2,312     $        6,095
Reimbursable expenses paid                              13,082             10,247
                                                  ------------     --------------

                                                  $     15,394     $       16,342
                                                  ============     ==============


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

(5)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996, the Partnership received the fourth distribution from the Trustee of the Liquidating Estate, et al, ("the Trustee") with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $123. Following the Trustee's fourth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $674 as of March 31, 1996 (see note 6).

(6)   Subsequent Events

On April 19, 1996, the Partnership received the fifth distribution from the Trustee with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $233. Following the Trustee's fifth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $441 as of April 19, 1996. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1996 in comparison to the quarter ended March 31, 1995.

The Partnership realized net income of $23,794 and $31,317 for the quarters ended March 31, 1996 and 1995, respectively. Rental income increased $4,594 or 15%. The increase in rental income relates to a sale of equipment previously on lease to Halliburton. The sale was executed in January, 1995 with a sale date of December, 1994, causing a $4,600 adjustment to rental income for the quarter ended March 31, 1995. Interest income decreased $2,899 as a result of lower average short-term investment balances held during the current quarter. The decrease in net gain on the sale of equipment is primarily due to fewer equipment sales in the quarter ended March 31, 1996. The recovery of net unsecured pre-petition claim of $123 for the quarter ended March 31, 1996 was the result of the receipt of the Trustee's fourth distribution on the fully reserved unsecured pre-petition receivable.

Total costs and expenses decreased $4,053 or 24% in 1996 primarily as a result of lower management fees expense. Management fees have decreased with the overall rise in outstanding rent receivables. General and administrative expenses remained relatively flat between the two periods.

The Partnership recorded net income per Limited Partnership Unit of $1.45 and $1.75 for the quarters ended March 31, 1996 and 1995, respectively. The allocation for the quarters ended March 31, 1996 and 1995, includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net profit and loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss to the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the quarter ended March 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the lower rate obtained due to the remarketing of existing equipment upon the expiration of the original lease. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. Future rental revenues amount to $33,002 and are to be received during the current year.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

During the fourth quarter of 1993, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1994. The General Partner had reevaluated its decision to close the Partnership in 1995 based on the Partnership's forecasted cash flows for 1995 and 1996. The General Partner currently expects to wind down the operations of the Partnership in 1996. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and to make a final distribution. The Partnership will not be terminated until the unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the Partners.

The Partnership's investing activities for the year resulted in equipment sales with a cost basis of $864, generating $231 in proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the Partnership during 1996.

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $19,803, of which $990 is allocated to the General Partner and $18,813 is allocated to the Limited Partners. The distribution will be made on May 29, 1996. The Partnership expects distributions to continue paying at or near this level in the future. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP A
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                 March 31, 1996

Lessee

Allied Signal Corporation
Apprise Corporation
Carlon, Incorporated
Halliburton Company
Hughes Aircraft Company, Incorporated
Maryland Casualty Insurance, Incorporated
Snap on Tools, Incorporated

Equipment Description                  Acquisition Price

Computer Peripherals                    $        508,534
                                        ================


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

Date:  May 14, 1996